Form 10-K405
period 1997-08-31
UP SEDONA INC
filed 1997-12-17
CIK 1032517

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1997        Commission file number
                                                                       --------
                                 UP SEDONA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Arizona                                                86-0849531
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification no.)

       5745 North Scottsdale Road, Suite B-101, Scottsdale, Arizona 85250
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (602) 947-2255
              ---------------------------------------------------
              Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:

                                      None
                              ---------------------
                              (Title of each Class)


          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                              ---------------------
                              (Title of each class)

     This report is filed pursuant to Section 15(d) with respect to the filing of Registration Statement No. 333-22643 on Form S-11. Registration Statement No. 333-22643 became effective on August 15, 1997.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

            None.

                                TABLE OF CONTENTS

PART I...................................................................  2
    ITEM 1.   BUSINESS...................................................  2
    ITEM 2.   PROPERTIES................................................. 22
    ITEM 3.   LEGAL PROCEEDINGS.......................................... 25
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 25

PART II.................................................................. 26
    ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS.......................... 26
    ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA....................... 28
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS............ 28
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 28
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE................... 28

PART III................................................................. 29
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 29
    ITEM 11.  EXECUTIVE COMPENSATION..................................... 30
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.................................... 30
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 30

PART IV.................................................................. 31
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K.................................. 31

SIGNATURES............................................................... 32

FINANCIAL STATEMENTS..................................................... FS-1

                                     PART I

ITEM 1.     BUSINESS

INTRODUCTION

            UP Sedona,  Inc.,  an Arizona  corporation  ("UP Sedona") was formed solely to design, develop, finance, construct and market for sale 225 condominiums as resort hotel investment units (the "Units") in a hotel called ShadowRock Sedona Golf Resort and Conference Center. Each owner will own his unit, which includes an undivided interest in the common areas of the hotel. Each unit is subject to a mandatory Hotel Operating and Rental Pool Agreement that appoints Delta Hotels International, Inc. as the manager of the hotel. The mandatory rental pool provides for the pooling of both revenue, adjusted for personal usage, and expenses. Distributions are based on the assigned percentage interest of a unit.

            The hotel is located in the Village of Oak Creek, Arizona, near the city of Sedona. Construction of the hotel began in April 1997 and is anticipated to be completed by December 31, 1998. The hotel will contain 225 suites (hotel rooms), a conference center, lobby, ballroom, restaurant, pool and parking facilities. Owners of Units and guests of the hotel will also be able to use the golf course of Sedona Golf Resort and the Ridge Spa and Racquet Club at discounted rates but will not participate in any revenue generated from the golf or spa facilities. UP Sedona will finance the construction of the hotel through third-party construction financing, internally generated equity funds and loans from its parent corporation. The total estimated acquisition, construction, development (including funding of the obligation for a break-even cash flow for the first year), marketing costs, financing costs (including a return on internally generated funds), and overhead costs in connection with the project are estimated to be $34,850,000. Actual costs may vary depending on final design, control of construction costs, the length of time to construct and market the project and unforeseen factors such as labor and material shortages. At no time will proceeds from the sale of Units be used to provide financing for the construction of the hotel.

            UP Sedona is an indirect wholly-owned subsidiary of United Properties, Ltd., a British Columbia, Canada company ("United Properties"). United Properties was incorporated in 1975 and operates in British Columbia and the Northwest United States. It has developed approximately 4,500 residential units having an aggregate sales value in excess of $650 million (Canadian). Management of UP Sedona includes certain members of management of United Properties and, together with certain other officers of United Properties, will provide expertise in project development, finance, marketing and administration.

MARKET OVERVIEW

            The lodging industry is very cyclical and profitability is determined by the relative availability of hotel room supply to actual lodging demand. Demand is closely linked to the strength of the economy. The growth of hotel supply, however, is closely linked to the availability of capital, which may lag behind an increase in demand for hotel room supply. Accordingly, historical supply growth has not always matched demand successfully.

            According to published industry sources, demand for lodging accommodations rose significantly from 1991 to 1995, while only a limited amount of new hotels were constructed resulting in improved operating performance. In 1995, annual average occupancy levels in the United States reached 66.3%, the highest level in more than 12 years. As occupancy levels increased, hotel operators were able to raise rooms rates. In addition to increased occupancy and room rates, the hotel industry has benefitted from technological advances. Hotels operating in today's environment are more labor efficient, energy efficient, and generally more cost effective in virtually every department when compared to those operating as recently as 10 years ago. Improvements in hotel management and lower interest rates have also contributed to the lodging industry's overall performance. The U.S. lodging industry generated $7.6 billion in pretax hotel profits in 1995. All of the above factors have contributed to increased profitability, which in turn has increased the attractiveness of hotel investment for both current and potential owners.

            The performance of the U.S. industry as a whole may not be indicative of results that can be achieved in a specific geographic area. Factors that would not necessarily have a material effect on the national industry because it is geographically diverse may have a significant impact on a smaller market. Individual hotel markets may underperform or outperform the industry as a whole.

RESORT MARKET

            Resort hotels showed significant improvement in both their market and financial performance in 1995. As the economy continues its steady pace of growth and consumer confidence slowly improves, it appears that business and leisure travelers alike are seeking the luxurious facilities and services offered at the nation's resorts. In 1995, resort hotels achieved the highest average room rate of all property types according to PKF Consulting - Trends 1996.

            Seasonality is a major factor affecting the performance of hotels in the resort segment of the lodging industry. In their Trends 1996 report, PKF Consulting indicates that resorts have softened the depressing effects of off-season demand by attracting demand from the corporate and group/meetings business. Leisure travel occupancy in resorts has declined from 62% in 1990 to 54% in 1995 while corporate and meetings business has risen from 33% in 1990 to 44% in 1995.

THE SEDONA MARKET

SEDONA

            Sedona is located in the central portion of the State of Arizona in a mountainous area known for its majestic red rocks, some of the most spectacular geological formations in the United States, and recreational and cultural activities. Sedona is approximately 120 miles north of Phoenix and 30 miles south of Flagstaff, Arizona. While Sedona has four distinct seasons, it is known for its mild climate, with an average daily maximum temperature of 74.7 degrees. Approximately 3.5 million visitors travel through Sedona annually to view the rock formations and to take advantage of the recreational opportunities. Sedona is well located as a base for day trip activities and as a hub for visitors to northern Arizona. Sedona is convenient to many of northern Arizona's numerous scenic attractions including Oak Creek Canyon, Slide Rock
State Park, Grand Canyon National Park, Sunset Crater, Walnut Canyon and Montezuma's Castle. The Sedona market includes the Village of Oak Creek.

MARKET OVERVIEW

            According to the Sedona Chamber of Commerce, there are approximately 1,800 hotel/motel rooms and 100 bed and breakfast rooms in the greater Sedona market and an estimated 3.5 million visitors annually. Currently, only five properties in the lodging supply offer over 80 rooms. Resort and full service hotels account for approximately 40% of the hotel rooms. The balance represent limited service hotels and bed and breakfast facilities. There was no significant new hotel development in the Sedona market from 1988 through 1994. In response to this pent-up demand, certain existing hotels have begun expansion projects and a number of new properties have recently opened or are currently under construction. According to information from the Sedona Planning Department, a total of 491 rooms have been added to the Sedona lodging market since 1995. An additional 355 rooms (excluding the subject property) are expected to be available within the next two to three years. The new hotel construction is primarily of the "limited-service" variety except for the proposed The Cliffs at Oak Creek, the expansion at Bell Rock Inn and the expansion at Poco Diablo Resort, which are all "full-service" hotels. The Holiday Inn Express, the Desert Quail Inn and the expansion at Bell Rock Inn represent recent development in the Village of Oak Creek.

                        SEDONA HOTEL DEVELOPMENT ACTIVITY
================================================================================
     PROPERTY                      DEVELOPMENT STATUS           NO. OF ROOMS
================================================================================
COMPLETED NEW HOTELS
  Desert Quail Inn:                    Opened 1995                21 rooms
      Village of Oak Creek
  Comfort Inn: Sedona                  Opened 1995                53 rooms
  Southwest Inn:  West Sedona          Opened 1995                28 rooms
  Best Western Inn at Sedona:          Opened 1996               110 rooms
      West Sedona
  Holiday Inn Express:                 Opened 1996               102 rooms
      Village of Oak Creek
  Comfort Suites: West Sedona          Opened 1996                37 rooms
                                                                 ---------
Sub Total:                                                       351 rooms
                                                                 ---------
EXPANSION
  Bell Rock Inn:                      Expanded 1995               52 rooms*
      Village of Oak Creek
  Quality Inn King's Ransom:          Expanded 1995               60 rooms
      Sedona
  Poco Diablo Resort: Sedona          Expanded 1996               28 rooms*
                                                                 ---------
Sub Total:                                                       140 rooms
                                                                 ---------

Total Completed New Rooms                                        491 ROOMS
                                                                 ---------

================================================================================
     PROPERTY                      DEVELOPMENT STATUS           NO. OF ROOMS
================================================================================

UNDER DEVELOPMENT
  Hampton Inn: Central            Under Construction              52 rooms
      Sedona
  Sedona Real: West Sedona        Under Construction              47 rooms
  Homewood Suites:             Approved for Construction          70 rooms
      Central Sedona
  Sleep Inn:  West Sedona      Preliminary Planning Process       60 rooms
  The Cliffs at Oak Creek:     Preliminary Planning Process       70 rooms*
      Central Sedona
  Unnamed Motel: West          Preliminary Planning Process       56 rooms
      Sedona                                                      --------

Total Rooms Under Development                                     355 ROOMS
                                                                  --------
TOTAL                                                             846 ROOMS
                                                                  --------
================================================================================
*Full-service hotels represent 18% of total new rooms.
Source:  Sedona Planning Department


COMPETITION

            UP Sedona believes that six properties in the Sedona market are directly competitive with the Hotel. These are the Enchantment Resort, L'Auberge de Sedona, Los Abrigados Resort, Poco Diablo Resort, Junipine Resort and Best Western Arroyo Roble. The following chart sets forth the characteristics of these properties, which constitute the competitive supply, together with those of the subject hotel:

================================================================================
                                YEAR      NO. OF
PROPERTY                       OPENED     ROOMS     FACILITIES / AMENITIES
================================================================================
ShadowRock Sedona Golf        Anticipated  225  Restaurant, lounge, pool,
 Resort and Conference         Opening          whirlpool spa, 10,000 square
 Center (Subject               January          feet of conference space
 hotel/Village of Oak Creek)    1999            including  a 5,000  square  foot
                                                ballroom,    one-bedroom   fully
                                                furnished   suites   with   full
                                                kitchens  and  fully   furnished
                                                studio suites with  kitchenettes
                                                and access to golf, spa, fitness
                                                and tennis facilities

The Enchantment Resort           1987     165   Restaurant, lounge, 4 pools,
 West Sedona/Boynton Canyon                     whirlpool  spas, spa and fitness
                                                center, tennis center, pitch and
                                                putt golf course,  full kitchens
                                                in some units, rental facilities

L'Auberge de Sedona              1985      97   Two restaurants, lounge, pool,
 Central Sedona/creekside                       whirlpool spa; villa units
 location                                       located along Oak Creek

Los Abrigados                    1986     50(1) Multiple restaurants, lounge,
 Central Sedona/creekside                       spa and fitness center, pool,
  location                                      whirlpool spa, tennis courts,
                                                indoor/outdoor meetings/
                                                conference  and function  space;
                                                guest   rooms   have   a   suite
                                                orientation

Poco Diablo Resort               1978   137     Restaurant, lounge, pool,
 Southern Sedona/proximate                      whirlpool spas, par 3 golf
 to Oak Creek                                   course, tennis and racquetball
                                                courts,  6,000  square  feet  of
                                                conference   space,   each  room
                                                equipped    with   wet-bar   and
                                                refrigerator; suites available

Junipine Resort                  1986    50     Restaurant, all units are one/
 Upper Oak Creek Canyon/                        two bedroom fully equipped
 creekside location                             condominiums

Best Western Arroyo Roble/       1983    60     Pool, whirlpool spa, tennis
 Central Sedona                                 courts, a 15,000 square foot
                                                clubhouse   with  a  variety  of
                                                recreational/fitness  amenities;
                                                fully equipped suites available
                                        ---
                                        784
                                        ===

----------
(1) At year-end 1995, Los Abrigados had approximately 50 of its total 172 suites available for use by the resort as hotel rooms. The property has been involved with a timeshare conversion for the past several years. It is estimated that the remaining inventory will be reduced by approximately 25 units per year during the sell-out of timeshare units.

            The factors considered in determining this competitive supply included: (i) the number of rooms and amount and quality of meeting space, (ii) quality and value of overall facilities and amenities, (iii) character and style of the hotel, (iv) rate structure and market position, and (v) location factors such as surrounding land uses.

            With the exception of Poco Diablo Resort, all of the properties in the competitive resort supply were developed in the early to mid-1980's. The upper end of the competitive supply is represented by Enchantment Resort, L'Auberge de Sedona, Los Abrigados and the Junipine Resort. These properties generally offer higher quality facilities and amenities and capture the highest average rates in the Sedona marketplace. Poco Diablo and Arroyo Roble represent the lower end of the competitive continuum, primarily due to rate structure and overall facilities and amenities. The average rate at Poco Diablo will likely be enhanced as a result of the recent opening of 28 suites and renovation efforts.

            Of the competitive supply, Los Abrigados and Enchantment offer suite amenities. A portion of the units at Enchantment have full kitchens. As noted above, Los Abrigados is being converted to timeshare and the rooms will no longer be available for use as hotel rooms.

            The Bell Rock Inn and the Best Western at Sedona are not included in the competitive supply. The Bell Rock Inn has a lower rate structure and virtually no meeting facilities. The Best Western Inn at Sedona has recently opened and represents a limited service hotel with a lower rate structure.

RESORT MARKET SEASONALITY

            The Sedona resort market is affected by seasonality with demand fluctuating at different levels throughout the year. The severity of demand fluctuation has lessened in recent years as a result of the increasing popularity of the area. Peak season in demand occurs in Spring, Summer and Fall. Specifically, the peak season extends from April through August and includes the month of October. During peak periods, occupancy in Sedona ranges from 80% - 90% and there is less disparity between weekend and weekday demand. As a result, the resort market experiences numerous fill nights (periods in which the market is at capacity) during the peak season.

            The "shoulder" season includes February and March, September and early November. Occupancy percentages generally range from the 60s to the 70s during this period. Group meetings and group tour demand bolsters mid-week occupancies and individual tour demand is mainly oriented to the weekends. The resort market experiences numerous fill nights on the weekends during the shoulder season.

            The low season is represented by the later part of November and the months of December and January. The Red Rock Fantasy, as well as other events held in the area during this period have helped to increase demand activity during this low season. Market occupancy ranges from 50-60% during this period.

            UP Sedona believes that there remains a misconception that the weather in Sedona is similar to the extreme cold of other northern areas of the State such as Flagstaff. However, much of the area outdoor recreational activity (golf, hiking, etc.) is available on a year-round basis. The two main golf courses in Sedona each recorded less then 10 "no play" days on average over the past two years as a result of poor weather.

UNSATISFIED DEMAND

            As a result of significant tourist activity, Sedona experiences high levels of unsatisfied demand during certain times of the year. Unsatisfied demand is that demand which is not able to be accommodated in the direct market area due to facility size or capacity constraints and exists whenever a market experiences periods of 100% occupancy. As a result of seasonality, unsatisfied demand can exist even though the average annual occupancy for the market is less than 100%. The level of unsatisfied demand is extremely important when considering the potential support for new hotel development in a particular area.

MARKET DEMAND

            The overall demand for resort lodging accommodations in the Sedona area is generated primarily by three market segments: individual leisure, group meetings and group tours. Based on information obtained through interviews with Sedona hotel operators, it is estimated that the commercial demand segment comprised only approximately 3% of the total number of rooms rented in Sedona in 1995 due to the minimal commercial activity in Sedona and was primarily satisfied by properties in the downtown area of the City of Sedona. UP Sedona does not expect a substantial amount of business from commercial travelers.

            INDIVIDUAL LEISURE. The "individual leisure" market segment consists of tours requiring accommodations in the area for general sightseeing, weekend "get-aways", cultural activities and a variety of recreational and special events throughout the year. This demand segment is strongest in the Spring,
Summer and Fall. Individual leisure demand is characterized by multiple occupancy. Based on information obtained through interviews with Sedona hotel operators, it is estimated that this market segment accounted for approximately 77% of the total rooms rented in the competitive supply in Sedona in 1995. UP Sedona believes that individual leisure travelers generally select accommodations based on the following factors:

                  + Aesthetic appeal of surrounding area
                  + Proximity to area attractions
                  + Overall quality of the facilities
                  + Quality and variety of recreational facilities
                  + Value offered
                  + Name identity/affiliation and/or reputation

            GROUP MARKET. Group meeting demand is typically comprised of smaller regional/state associations, state corporations and state government. Corporate meeting business consists primarily of executive/incentive retreats and conferences. Group demand in Sedona typically peaks during March-April and September-October. Based on information obtained through interviews with Sedona hotel operators, it is estimated that group meeting demand accounted for approximately 20% of the total rooms rented in Sedona in 1995 by the hotels in the competitive supply.

            UP Sedona believes there has been support from the group market in the past in Sedona and that, with the loss of the meeting space at Los
Abrigados, there is a significant opportunity for new group-oriented resort hotel business in the Sedona market. Currently, only a few of the properties competitive with the hotel specifically cater to the group demand segment. The design of the hotel has specifically taken into consideration the requirements to meet this demand. It believes that certain factors that contribute to group use of a particular facility include the following:

                  + Image and reputation
                  + Quality, flexibility, and size of meeting facilities
                  + Quality of support services  provided to group  meeting
                    planners and their attendees
                  + Distance/travel time to airport
                  + Convenience of access to shopping, restaurants services, attractions and recreational facilities (especially golf)
                  + Quality, variety, and size of food and beverage outlets + Quality and consistence of service in all areas of the hoteL + Pricing

FUTURE DEMAND GROWTH

            UP Sedona estimates that demand will increase at approximately 3 percent annually starting in 1998, the point in which new supply is expected to enter the competitive marketplace. This growth is consistent with the demand growth experienced by the competitive supply between 1992 and 1994.

            UP Sedona also anticipates that the new additions to the competitive supply, specifically the subject hotel, will induce demand into the market. Induced demand is new demand that enters a market as a direct result of the introduction of a new hotel product. This demand is over and above the normal demand growth experienced by the marketplace. As a result of their more unique physical attributes, variety of amenities, and ability to cater to all demand segments, resort oriented hotels, more than any other lodging type, possess the ability to induce new demand into a marketplace.

PROSPECTIVE NEW RESORT SUPPLY

            UP Sedona estimates that 440 new hotel units (including the subject hotel) will be constructed within the next three years. These new rooms, combined with a 50 room reduction at a competitive hotel, result in a net increase of 390 rooms. The recent addition of 28 rooms at Poco Diablo, the proposed 70 room The Cliffs at Oak Creek (lodging and timeshare), the proposed 70 room Homewood Suites, and the 47 room Sedona Real are the only additions to the competitive supply. Other recent additions and proposed additions have been primarily in the limited-service category and are not viewed as competitive to the hotel.

            Further potential supply is restrained both by inadequate sewer capacity and the current community plan that does not anticipate the zoning of new properties for hotel development.

ESTIMATED PERFORMANCE FOR THE HOTEL

MARKET PENETRATION

            UP Sedona's estimates of operating results are predicated on a number of assumptions relating to the physical and locational characteristics of the hotel. These assumptions include the overall facility program, as well as the fact that the hotel has a preferential tee time agreement with Sedona Golf Resort. UP Sedona believes that the resort-oriented facilities and dedicated golf agreement will provide a significant competitive advantage for the hotel in the Sedona marketplace. Additionally, UP Sedona considered the following factors in estimating the hotel's future performance:

                  + the estimated future performance of the overall competitive lodging market
                  + the advantages and disadvantages of the hotel relative to the existing and future competitive market (assuming its location, overall facilities program, and golf agreement)
                  + the estimated mix of different types of demand for the hotel + the estimated rate structure for the hotel and + the impact of potential new hotel supply in the competitive market.

Market penetration serves as a basis for UP Sedona's estimates of future occupancy performance for the hotel. Market penetration is a measurement of the level of demand captured by a given hotel in relation to its fair market share based on the number of hotel rooms it has relative to the number of hotel rooms in the market. Market penetration is expressed as a percentage, with a hotel capturing its fair market share having a market penetration rate of 100%. UP
Sedona's analysis considered the hotel's competitive advantages and disadvantages in order to determine prospective future penetration of the group and individual tourist/leisure segments. UP Sedona's analysis breaks market penetration down into individual and group demand segments, as is discussed in the following paragraphs.

            INDIVIDUAL TOURIST/LEISURE DEMAND. As discussed under "Market Demand," individual leisure demand for the competitive supply accounted for approximately 77% of the total occupied rooms in 1995. UP Sedona estimates that the leisure market will account for approximately 55% of the occupied rooms in the hotel during a stabilized year of operations, which is more than 20% less than that experienced by the competitive supply. The remaining demand will be filled by the group market.

            Factors that contribute to the hotel's ability to attract leisure travelers include the following:

                  + Unsatisfied demand within the competitive supply during the peak season
                  + The hotel's suite orientation
                  + The fact that it is the only hotel located on an 18 hole golf course in Sedona/Oak Creek offering preferential tee times and discounted green fees
                  + A competitive rate structure just below the mid-range
                  + The guest privileges at the Ridge Spa
                  + The full service nature of the hotel

            GROUP DEMAND. Of the competitive supply, only Poco Diablo, Enchantment and Arroyo Roble offer group-oriented facilities. Poco Diablo offers the largest meeting space (6,000 square feet). UP Sedona believes that the removal from the market of the Los Abrigados meeting space (10,000 square feet) has created significant unsatisfied demand for meeting facilities. The group market is estimated to account for 45% of the occupied rooms in the hotel upon stabilization. Although this is significantly higher than the 20% experienced by the competitive supply in 1995, UP Sedona believes that the hotel will be well positioned to capture this proportion of the group demand for the following reasons:

                  + The hotel will provide modern meeting facilities that will be superior to those offered by any of the properties in the competitive supply
                  + The hotel's suite orientation
                  + The hotel will provide a variety of resort oriented
                    facilities and recreational amenities, including on-site golf and spa privileges. This will provide the hotel with a significant competitive advantage when considering groups that emphasize golf as an important component of their itinerary
                  + The hotel's location provides a more remote and resort
                    oriented atmosphere, yet is convenient to all the facilities and attractions recognized throughout the city of Sedona and the surrounding region

            Based on the above factors, UP Sedona believes that the hotel will be unique in the market and will be able to induce new demand into the market along with accommodating unsatisfied demand that currently exists. Further, given the hotel's facilities and access to recreational amenities (specifically golf and spa), UP Sedona believes the hotel will have a competitive advantage over the existing and future competitive supply.

OCCUPANCY

            As indicated in the following table, UP Sedona estimates that the hotel's occupancy will increase from 59 percent in year one to 72 percent in year three of operations. Beyond year three, the hotel is estimated to operate at a more stabilized level of 74 to 75 percent. UP Sedona believes the hotel will open with a market penetration rate slightly above its fair market share. Upon reaching a more stabilized level of operations in year three and beyond, the market penetration rate is expected to remain relatively constant and range between 105% to 106%. The market penetration rate is heavily impacted by the timing of new supply entering the market. Because the hotel is competing in a growing market, occupancy can increase without significantly impacting market penetration.

            The initial year disparity in occupancy is typical of a new hotel entering a market. The period between when a hotel opens and when it reaches stabilization can vary dramatically based on the type of hotel, its physical and locational characteristics, its market mix, and prevailing market conditions. It generally takes a longer period of time to effectively penetrate the group market given the exposure and recognition a hotel will need to establish with meeting planners, both locally and nationally, as well as the fact that group business is typically booked well in advance. As a result, UP Sedona believes the vast majority of the hotel's estimated demand growth will be within the group market during years one through three as the hotel reaches the expected level of occupancy by the group market.

            The determination of the occupancy upon opening and the period necessary to reach stabilization is subjective and is based on all of the factors discussed herein regarding the hotel facilities, the impact of new supply (including the impact of the subject hotel), the level of unsatisfied demand and induced demand, the mix between leisure and group demand and overall market conditions. No one factor is determinative and no particular weight is assigned to any one factor.

            The following table sets forth the resulting occupancy estimates for the hotel during its first five years of operation:

              ESTIMATED OCCUPIED ROOMS AND OCCUPANCY FOR THE HOTEL
================================================================================
                   ESTIMATED       ESTIMATED
                 OCCUPIED ROOM   OCCUPIED ROOM  TOTAL ESTIMATED     ESTIMATED
    YEAR        NIGHTS: LEISURE   NIGHTS:GROUP   OCCUPIED ROOM   OCCUPANCY RATE
                    SECTOR           SECTOR         NIGHTS        FOR THE HOTEL
================================================================================
Year 1 ending
Dec. 31, 1999       31,284          17,170           48,454           59%
--------------------------------------------------------------------------------
Year 2 ending
Dec. 31, 2000       32,426          22,598           55,024           67%
--------------------------------------------------------------------------------
Year 3 ending
Dec. 31, 2001       33,704          25,426           59,130           72%
--------------------------------------------------------------------------------
Year 4 ending
Dec. 31, 2002       34,033          26,740           60,773           74%
--------------------------------------------------------------------------------
Year 5 ending
Dec. 31, 2003(1)    34,329          27,265           61,594           75%
================================================================================

(1)  Forecasted first year of stabilized operating performance

AVERAGE DAILY RATE

            The ADR in the competitive supply has escalated at a consistent pace since 1992. Properties in the upper tier achieved an ADR in the $160 to $180 range and properties in the lower tier achieved an ADR in the $100 to $110 range in 1995. The anticipated quality, proposed facilities and amenities, and golf/spa affiliation should allow the hotel to be positioned well above the mid-range established by the upper and lower competitive properties. The average ADR for all properties in the competitive supply was $160 in 1996. UP Sedona is targeting the ADR for the hotel at approximately $145 (in 1996 dollars) during the first year of operations. This rate is below the ADR currently being achieved by the competitive supply in 1996. UP Sedona believes the targeted ADR is appropriate based on the higher mix of group versus leisure and believes that the rate will provide a competitive advantage given the rate disparity between the high and low end in the competitive supply. Based on a 3% inflation factor, the ADR in 1999 is estimated to be $155. UP Sedona believes that, over time, the hotel will be able to achieve an ADR above the midpoint range.

CONCLUSION

            UP Sedona believes that the Sedona lodging market will experience continued growth into the foreseeable future. Factors contributing to the strength of the market and its overall potential growth are:

                  + Projected growth of tourism throughout the northern Arizona region;
                  + Increased desirability of locations within Arizona as
                    destinations for group meeting planners;
                  + Local municipal commitment to aggressive tourism marketing; + Positive economic trends within the State of Arizona;
                  + Enhanced interest in Arizona as a premiere resort and golf destination;
                  + Proposed expansion projects at Sky Harbor International
                    Airport (Phoenix); and
                  + Continued growth in the slow season demand.

            UP Sedona believes that the hotel, with its larger one-bedroom Units with full kitchens, will provide an attractive alternative to the more standard guest rooms offered by the majority of the competitive hotels. The hotel's conference facilities will be the largest of any of the competitive hotels. Further, the hotel will be the only property offering on-site championship golf facilities. UP Sedona believes that the hotel's anticipated quality, proposed meeting space, recreational amenities and golf and spa affiliations will position the hotel to attract individual leisure and group travelers and create additional demand for lodgings in the Sedona market. The hotel will represent the newest full service hotel addition to the competitive supply since Enchantment was built in 1987. UP Sedona anticipates that the hotel will be positioned below both the midpoint rate range and the market leaders and anticipates that it will achieve occupancy levels above the competitive supply.


                   MANAGEMENT OF THE HOTEL AND THE RENTAL POOL

THE HOTEL OPERATOR

            Delta Hotels International, Inc., a wholly-owned subsidiary of Delta
Hotels Limited, will serve as the hotel operator pursuant to the Hotel Operating and Rental Pool Agreement. The hotel operator will manage the hotel and the rental pool, and maintain the hotel on behalf of the owners pursuant to the Hotel Operating and Rental Pool Agreement. Delta Hotels Limited, as measured by annual revenue, is Canada's largest privately owned hotel company. Delta Hotels Limited and its affiliates are not affiliated in any way with UP Sedona or United Properties Ltd. Delta Hotels Limited opened its first hotel in 1962 in Vancouver, British Columbia. Based in Toronto, Ontario, Delta Hotels Limited has grown to become a leader in the Canadian hospitality market, with representation in every major city in Canada. Significant development of the Delta chain and brand has occurred under its present ownership by RH Corporation and Transtrend-Canada Ltd., affiliates of Realstar Group of Toronto and Lai Sun Group of Hong Kong. Delta Hotels Limited has expanded from 14 hotel properties under management in Canada in 1987 to a present portfolio of 21 Canadian hotel properties under management totalling 6,886 guest rooms. An additional five Canadian hotel properties are presently under development, which will add another 1,400 guest rooms to the existing portfolio.

            From its strong Canadian base, Delta Hotels Limited has expanded its international presence in recent years to destinations frequented by Canadian travellers. Through its affiliates, Delta Hotels Limited manages two Delta branded hotel properties totalling 266 guest rooms in the Caribbean, one 800 room Delta branded property in Florida and one additional 290 room property under development in the Caribbean. Through Delta Asia Limited, an affiliate of Delta Hotels Limited, the Delta brand has also been expanded into Thailand, Vietnam, and Malaysia, with three Delta branded hotel properties under management totalling 665 rooms, and an additional property under development totalling 325 rooms.

            Delta hotels are positioned in the first class category of the hospitality sector with many of its hotels rated "four-star" by the Canadian/American Automobile Association. Delta hotels have a solid reputation among business and leisure travellers, and enjoy very high guest loyalty. An independent research study of Canadian frequent business travellers recently conducted by the Angus Reid Group reported that Delta hotels achieved a higher guest satisfaction rating in 1996 than their competitors, and their guest satisfaction rating increased substantially over the 1995 rating. Delta Hotels Limited has been innovative in introducing new products and service to the hospitality industry. Delta Hotels Limited's guest recognition program, Delta Privilege, is the largest program of its kind in Canada. Delta Hotels Limited was also the first chain in Canada to introduce an in-room office program.

            Delta Hotels Limited has consistently delivered higher net income per available room from its Canadian portfolio than the hotel industry average in Canada. Compared with other major first class hotel brands, including Doubletree, Sheraton, Hilton, Westin, Radisson and Marriott, Delta is a much lower cost operator when comparing similar brand costs, including franchise fees, national advertising and marketing and reservation fees.

            Results that may be achieved at other hotels in different markets may not be indicative of results that can be achieved at the subject hotel.

MANAGEMENT OF THE RENTAL POOL

MANDATORY PARTICIPATION IN THE RENTAL POOL

            Participation for all Unit owners in the rental pool in accordance with the Hotel Operating and Rental Pool Agreement is mandatory. In addition, any Units that have not been sold by UP Sedona will be placed in the rental pool. UP Sedona, and any affiliates that purchase Units, will be treated the same as any other owner and will receive their share of revenue and bear its share of expenses for such Units. A Unit will automatically be placed in the rental pool when the Unit is not reserved for use by the owner. Each owner appoints the hotel operator as his exclusive agent for management of the rental pool and the bookings of the owner's Unit and agrees to honor and be bound by the rental booking of his Unit made by the hotel operator in accordance with the Hotel Operating and Rental Pool Agreement. Units may not be used for any purpose other than as hotel suites in accordance with the Hotel Operating and Rental Pool Agreement, the Declaration and other condominium documents governing the hotel. The hotel operator has complete discretion to establish Unit rental rates including offering the use of Units at low promotional rental rates and offering Units on a complimentary basis from time to time to guests of the hotel.

            The initial operating period of the rental pool will commence on the date that the Hotel is opened by the hotel operator for business as a hotel in the hotel operator's hotel system and will conclude on December 31 in that year. Thereafter, operating periods for the rental pool will run 12 months based on the calendar year.

OWNERS' USE OF UNITS

            An owner is guaranteed to be able to use his Unit for a total of 14 days per calendar year. In addition, an owner may be able to use his Unit for up to an additional 14 days per calendar year depending upon certain factors set forth below. The executive Units will not be available for personal use. If an owner reserves the use of his Unit for a stay which commences at or after 2:00 p.m. on a Friday or a Saturday, the owner must reserve the Unit for a minimum two night stay. An owner may use his Unit no more than four times a year with respect to two or three night stays that commence at or after 2:00 p.m. on a Friday or a Saturday. If an owner reserves the use of his Unit by written notice to the hotel operator no less than six months prior to the date the owner intends to use the Unit, the owner is guaranteed to be able to use his Unit for a total of up to 14 days. Additionally, an owner may be permitted to use his Unit for a total of up to an additional 14 days if the owner reserves the use of his Unit by written notice to the hotel operator no more than 15 days prior to the date the owner intends to use his Unit and, at the time the owner gives such notice to the hotel operator, (i) the Unit is not subject to a prior reservation for any of the requested time, and (ii) the hotel is less than 80% reserved for any of the requested time. If an owner does not use all of his allotted days in a calendar year, the owner will not be entitled to accumulate the unused days for use in any subsequent year.

            Furthermore, if an owner reserves the use of his Unit, but does not actually use the Unit at the reserved time, the owner will nonetheless be deemed to have used the Unit unless the owner has canceled the reservation with the approval of the hotel operator no less than 30 days prior to the owner's scheduled use or five days if the use is pursuant to the 15 day notice requirement and the Unit is made available for rental to the public. So long as an owner is deemed to have used his Unit (regardless of whether the owner actually uses the Unit and regardless of whether the Unit is later rented to hotel guests during that time), the Unit will not be deemed to be in the rental pool. However, any revenues generated from the rental of the Unit to hotel guests during the time that had been reserved by the Unit owner will be for the benefit of other owners whose Units are in the rental pool at that time.

            An owner will be required to pay a mandatory room cleaning charge in connection with the owner's use of his Unit. Subject to adjustments to subsequent operating budgets, the current charge for a one-bedroom Unit is $30 and for a studio Unit is $20. In addition, an owner will pay the standard charges established by the hotel operator for, among other amenities, long distance telephone calls, movie rentals, room service and restaurant usage, and the purchase of other goods and services at the hotel. All of the furniture, fixtures and equipment located in and around the hotel (excluding any such items located in a Unit) will be owned collectively by the owners. Any furniture, fixtures and equipment located within a Unit will be owned by the owner of the Unit but cannot be removed or changed except as set forth in the Hotel Operating and Rental Pool Agreement.

ALLOCATION OF REVENUE AND EXPENSES

            The Hotel Operating and Rental Pool Agreement describes the manner in which income from Unit rentals is divided among the owners. For each day that a Unit is in the rental pool, the owner of that Unit will be entitled to share in the Gross Revenue from the operation of the hotel, regardless of whether the owner's Unit generated rental income on that particular date. "Gross Revenue" consists of all revenue of any kind derived directly or indirectly from the operation of the hotel and specifically includes (i) revenue from the use and enjoyment of the hotel by guests and owners such as, for example, room revenue, revenue generated by the restaurant, the conference center, and any use of the recreational facilities, housekeeping charges, revenue from movie rentals, minibar and telephone usage, and (ii) parking revenue, proceeds from business interruption insurance, revenue from other hotel amenities (such as vending machines) and fees from concessionaires operating at the hotel. Gross Revenue does not include most taxes, capital gains, condemnation awards, rebates or discounts, proceeds from most types of insurance and gratuities paid to hotel employees. An owner's allocable share of the gross revenue will be determined based on the percentage interest of the Unit. The percentage interest of a Unit will be determined according to the following formula as provided in the
Declaration:

                                Seller's initial value of a Unit as established
                                by UP Sedona
      Percentage Interest   =   -----------------------------------------------
      of a Unit                 $43,827,100

An owner's allocable share of gross revenue for a day in which the owner's Unit is in the rental pool (not reserved for use by the owner) will be determined according to the following formula:

      Gross revenues from       Percentage Interest of a Unit
      the operation of      X   -----------------------------------------------
      the hotel                 Sum of Percentage Interests of all Units in
                                the rental pool on that day

An owner's allocable share of all hotel expenses and other costs attributable to the owners under the Hotel Operating and Rental Pool Agreement will be determined according to the following formula:

      Total hotel expenses
      and other costs       X   Percentage Interest of a Unit

An owner will be responsible for his allocable share of the costs attributable to the owners for each day that the hotel is operating, regardless of whether the owner's Unit is in the rental pool on any particular day. The owners bear all of the costs and expenses of operating, maintaining and repairing the hotel, the hotel grounds and the contents of the hotel. These costs include, for example: (i) repair and maintenance of hotel buildings, grounds, furniture, fixtures and equipment located at the hotel; (ii) purchasing all supplies including food, beverages, linens, and cleaning products necessary for the operation of the hotel; (iii) costs associated with hiring, firing and compensating employees necessary to staff the hotel; (iv) fees paid to the hotel operator; (v) utilities and insurance; and (vi) marketing and promotion expenses, reservation fees and travel agent commissions. These expenses are divided in accordance with industry standards between departmental expenses, undistributed expenses, and fixed expenses.

DIRECT EXPENSES OF OWNERS

            Each owner will be personally responsible for the payment of all taxes applicable to the owner arising out of the ownership of a Unit, amounts owed under any financing of the Unit, and all assessments made by the Association. The amount of property taxes to be paid by each owner will be determined annually by the Yavapai County Assessor's Office. Property taxes will be assessed against each owner as of the date the Unit is purchased by the owner. UP Sedona's estimate of taxes is based on application of 1996 tax rates to such property. The amounts for the first year range from $1,672 to $2,095. The actual tax may differ from the projected amount when actually assessed. Subsequent transfers of one or more Units may cause further reassessments of one or more Units and tax increases. Property taxes may increase for all owners even in years in which no reassessment from any sale or transfer occurs.

            The assessments payable by an owner to the Association and the method of billing and collecting are more fully described in the section entitled Summary of Declaration and Related Documents. The amount of each annual assessment initially is based upon the annual projected operating budget prepared by the hotel operator. If any estimated budget understate net cash flow, the Association may amend the budget and increase the annual assessments against all Units, based upon each Units allocable share. The estimated Association budget for the first operational year for the hotel, after taking into account hotel revenue and expenses, is $50,000, which is intended to cover fees for professional services and administrative expenses incurred by the Association. Each Unit will be assessed its share of such budgeted amount based on the percentage interest for the Unit, which amounts range from $189 to $227 per year. The assessments for future years will depend upon hotel revenues and expenses for those years.

            If a Unit owner fails to pay property taxes, the taxing authorities may place a tax lien on the delinquent owner's Unit and foreclose the tax lien if the delinquent tax is not paid prior to the tax sale. If a Unit owner fails to pay any financing of the Unit, the lender may elect to pursue collection of the debt against the delinquent owner with or without foreclosing any mortgage lien against the delinquent owner's unit given to secure such financing. If a Unit owner fails to pay its assessments to the Association, the Association may elect to pursue collection of the delinquent assessment with or without foreclosing the assessment lien which the Association has against the delinquent owner's Unit.

RENTAL POOL REPORTS

            For each calendar month, the hotel operator will prepare detailed statements of operations that describe, among other things, the gross revenue from the hotel, hotel operating expenses, capital expenditures, reserves, and the amount of cash flow, if any, distributable to an owner for that month. A summary of these statements of operations will be mailed to each owner no later than the 20th day following the end of each calendar month. In addition, the hotel operator will provide each owner with a monthly statement for the previous month that describes how many days in that month the unit was occupied and how many days the Unit was in the rental pool. The hotel operator will also prepare and mail to each owner within 75 days after the end of an operating year statements of operations for the entire operating year and individual statements relative to each owner's Unit. The statements of operations will be audited for the first year of operations. Unless otherwise agreed in advance by the Board of Directors, the statements of operations will be audited for each year thereafter. The individual statements will serve as the basis for reporting to the Internal Revenue Service and other appropriate taxing authorities.

DISTRIBUTIONS FROM RENTAL POOL

            The amount distributable to an owner will be computed each month by subtracting the following amounts from the owner's share of gross revenue from hotel operations: (i) the owner's share of hotel operating expenses; (ii) the owner's share of amounts necessary to fund or replenish operating and capital expenditure reserves, make capital lease payments and pay the hotel operator's Incentive Fee; (iii) the owner's share of capital expenditures exceeding amounts paid out of the appropriate reserve; (iv) the owner's share of repayment expenses in connection with a previous operating shortfall, if any, (see "Shortfalls" below) after depletion of reserves (see "Reserves" below); (v) any assessment payable by the owner pursuant to the Declaration; (vi) expenses associated with an owner's personal use of the hotel (for example, the cleaning charge); (vii) bed taxes and other similar taxes imposed or collected in connection with the use of the hotel by the hotel patrons; (viii) withholding taxes, if applicable; and (ix) any other amounts payable by the owner to Delta pursuant to the Hotel Operating and Rental Pool Agreement.

            The amount distributable to an owner, if any, will be sent to the owners with the monthly financial summary (see, "Rental Pool Reports" above). Alternatively, the hotel operator may prepare a reasonable estimate of the amount distributable to the owners on an annual basis and distribute to the owners the estimated amount, less an amount (not to exceed 20%) established by the hotel operator for seasonal working capital requirements, in 12 equal monthly installments. If the hotel operator elects to distribute an estimated amount, at the end of the operating year the hotel operator will calculate the actual amount distributable to each owner and pay to each owner the balance of the amount, if any, distributable for that operating year. This last payment will be sent 75 days after the end of the operating year with the annual financial statements.

RESERVES

            An operating cash reserve in the amount of $250,000 will be established when the hotel commences operations. Upon the closing of the purchase of a Unit, the Unit owner will be required to contribute to the operating cash reserve an amount equal to the percentage interest of the Unit being purchased multiplied by $250,000, which amounts range from $946 to $1,186. This reserve will be available to the hotel operator for working capital in connection with the operation of the hotel commencing in the second year of operations. Reserves will be established for capital expenditures for repair and replacement of the hotel premises and repair and replacement of furniture, fixtures and equipment as follows:
                                                 Amount to be Reserved Each
                                                    Year Expressed as a
                                                Percentage of Gross Revenue
             Year                                      in that Year
          ----------                            ---------------------------
              1                                             0%
              2                                             2%
              3                                             3%
              4                                             4%
              5 and subsequent years                        5%

SHORTFALLS

            If at any time the funds derived from the operations of the hotel (including established reserves) are not sufficient to pay when due all expenses incurred in connection with the operation of the hotel, capital expenditures and other amounts for which the owners are liable (such as may occur from time to time as a result of, among other causes, seasonal fluctuations in the use of the hotel by owners and other patrons), the hotel operator may require each owner to remit to the hotel operator the owner's allocable share of the shortfall. The owner's allocable share of the shortfall is determined by multiplying the total amount of the shortfall by the Percentage Interest of a Unit. The formula for determining the Percentage Interest of a Unit is described above in the section entitled "Allocation of Revenues and Expenses." The hotel operator may elect, but is not obligated, to advance the shortfall and obtain repayment of the shortfall, plus interest accruing at the designated prime rate plus 2%, out of the cash flow from the operations of the hotel. Payment of the shortfall by the owner is obligatory and may be enforced by, among other methods, enforcement by the Association of an assessment lien against the Units.

HOTEL OPERATOR MAY RELY UPON ACTS OF BOARD OF DIRECTORS

            The Board of Directors of the Association elected in accordance with the provisions of the Declaration will represent the owners in all respects concerning the hotel operator. All of the owners will be bound by the acts of the Board of Directors on behalf of the owners and the hotel operator will be entitled to rely upon the acts of the Board of Directors as the authorized acts of the owners. The Board of Directors and the hotel operator will meet not less frequently than quarterly.

MANAGEMENT AND MAINTENANCE OF THE HOTEL

            The hotel operator will perform, on an exclusive basis, all duties and obligations within the scope of the management, maintenance, and marketing of the hotel, including the restaurant and conference facilities. The hotel operator will, among other things, use all reasonable efforts to maintain and operate the hotel as a first-class resort hotel, market and sell the rental use of the Units and other facilities of the hotel, furnish bookkeeping, inventory control, reservations, marketing and advertising services, direct, in consultation with the Board of Directors, litigation in respect of the hotel, supervise the use of the hotel by guests and owners, hire, train, terminate and perform other managerial functions with respect to the staff necessary to the operation of the hotel, and obtain for itself or on behalf of the owners all insurance, licenses and permits necessary to the operation of the hotel. The hotel operator may make, at the owners' expense, but subject to the then current approved operating plan and budget and other limitations, reasonable changes to the hotel.

            The hotel operator will prepare, on or before December 1 of each year, an annual operating plan and budget for the operation of the hotel during the following operating year. The annual operating plan and budget will be subject to the reasonable approval of the Board of Directors of the Association and a summary of the operating plan and budget will be sent to all of the owners after it has been approved by the Board of Directors. Either the hotel operator or the Board of Directors may elect to have disputes regarding the operating plan and budget resolved by arbitration.

            The hotel operator will obtain and maintain, as an operating expense of the hotel, public liability, fire and casualty, business interruption, workmen's compensation and other insurance reasonably necessary to the operation of the hotel, naming the owners, the hotel operator and the Association as insureds.

            Under the Hotel Operating and Rental Pool Agreement, the hotel operator may, in its discretion, assign all or a portion of its rights and obligations under the Hotel Operating and Rental Pool Agreement to an affiliate of the hotel operator or any successor in interest to the hotel operator.

FEES PAID TO HOTEL OPERATOR

            As a compensation for its services provided under the Hotel Operating and Rental Pool Agreement, the hotel operator will be paid various fees. The hotel operator's fees will be paid out of the gross revenue of the hotel and will be affected by reduced revenue as a result of personal usage by owners to the extent that such usage denies the rental of a room to a paying guest. The hotel operator will receive a Base Fee of $10,000 per month for the 12 month period following the opening of the hotel and 3.0% of gross revenue thereafter. The Base Fee will be payable in monthly installments. In addition, the hotel operator will be paid an Incentive Fee based on a tiered scale if the hotel operator achieves certain performance standards in respect of the operations of the hotel based on Net Hotel Return. "Net Hotel Return" is computed as follows:
                                           -------
                                           |
                                           |  expenses of the operation of the
                                           |  hotel
                                           |           +
                                           |  amount contributed to reserve for
Net Hotel Return = Gross Revenue minus     |  replacement of furniture, fixtures
                                           |  and equipment and capital
                                           |  improvements
                                           |
                                           |            +
                                           |  real property taxes
                                           -------

Depending upon the performance of the hotel, the Incentive Fee payable to the hotel operator may range from 0% of Net Hotel Return (if net hotel return is less than $3.2 million) to 30% of the amount by which Net Hotel Return exceeds $4.2 million in the first full operating year, decreasing to 10% of the amount by which Net Hotel Return exceeds $4.2 million in the sixth and subsequent operating years. Specifically, the Incentive Fee will be computed as follows:

                                  INCENTIVE FEE
--------------------------------------------------------------------------------
                           YEAR        YEAR        YEAR         YEAR
  NET HOTEL RETURN          1           2          3,4,5     6,7,8,9,10
--------------------------------------------------------------------------------

Less than $3.2 Million     0.0%        0.0%        0.0%         0.0%

Over $3.2 Million and     15.0%       15.0%       12.0%        10.0%
up to $4.2 Million       of the amount by which Net Hotel Return exceeds
                         $3.2 Million

Over $4.2 Million         30.0%       25.0%      22.50%        20.0%
                         of the amount by which Net Hotel Return exceeds $4.2 Million

If the term of the Hotel Operating and Rental Pool Agreement is renewed (see the discussion regarding the rental terms below in the section entitled "Termination of Hotel Operator") the Incentive Fee will be computed in the same manner as in year 10.

            The hotel operator will also receive reimbursement for marketing and reservations system costs incurred in connection with the operation of the hotel. The hotel operator will also be paid a monthly Administration Fee in the amount of $5 per month per Unit. In addition, the hotel operator will be entitled to be reimbursed for costs incurred by the hotel operator in connection with special promotional programs, training materials, travel by head office personnel and others on matters directly involving the hotel, and other similar expenses. Subject to approval by the Board of Directors of the Association as part of the annual hotel operating budget approval process, the hotel operator may retain an affiliate or division as a consultant to perform technical services in connection with any substantial remodeling, repairs, construction or other capital improvements to the hotel and the hotel operator and its affiliate will be entitled to be compensated by the owners for their services.

TERMINATION OF HOTEL OPERATOR

            The appointment of the hotel operator under the Hotel Operating and Rental Pool Agreement will run continuously from the date that the hotel is opened by the hotel operator for business as a hotel in the hotel operator's hotel system until December 31, 2008, unless earlier terminated. The appointment of the hotel operator will be automatically renewed for two additional terms of 5 years each provided the following conditions have been satisfied: (a) the owners have not previously terminated the appointment of the hotel operator; (b) the hotel operator has not elected to terminate its own appointment or given notice to the board of directors of the Association of its election not to seek renewal of its appointment; and (c) the appointment of the hotel operator has been extended for all prior periods. The appointment of the hotel operator may also be renewed by agreement of the owners and the hotel operator (regardless of whether the conditions described above have been satisfied). The hotel operator may terminate its appointment under the Hotel Operating and Rental Pool Agreement at any time upon 60 days' prior notice to the Board of Directors of the Association if the owners fail to make or authorize the hotel operator to make capital expenditures without which the hotel cannot be operated as a first-class hotel (in the discretion of the hotel operator) or if the number of Units subject to the Hotel Operating and Rental Pool Agreement is less than 200. The appointment of the hotel operator under the Hotel Operating and Rental Pool Agreement may be terminated by a vote of 75% of the Units entitled to vote on the matter if the hotel operator is in default under the Hotel Operating and Rental Pool Agreement and the hotel operator fails to cure the breach within the required time.

            The appointment of the hotel operator under the Hotel Operating and Rental Pool Agreement may also be terminated by a vote of 75% of the Units entitled to vote thereon if, commencing in the ninth operating year, the hotel operator fails to achieve minimum performance standards. These minimum performance standards will not be met if in two consecutive operating years the REVPAR for the hotel is not at least 90% of the average REVPAR of a sample of competitors of the hotel, or if in two consecutive operating years the hotel fails to produce a Net Hotel Return greater than $3,625,000 in years 2007 and 2008, and $3,750,000 in year 2009 and subsequent years. The sample of competitors of the hotel for purposes of the REVPAR test initially consists of five hotels/resorts designated in the Hotel Operating and Rental Pool Agreement. These hotels/resorts are currently operating in the vicinity of Sedona and Oak Creek Canyon, Arizona, offer first-class accommodations and recreation and restaurant facilities, and serve similar market segments to the hotel. The sample of competitors may be changed by agreement of the owners and the hotel operator where one of the existing sample competitors ceases to operate or no longer qualifies as a comparable hotel/resort or where an additional comparable hotel/resort opens in the vicinity of the hotel and completes two full years of operation. In addition, the sample of competitors and the 90% benchmark will be reevaluated and, if appropriate, changed by agreement of UP Sedona and the hotel operator approximately five months prior to the opening of the hotel. However, if the hotel operator fails to achieve such minimum performance standards, the hotel operator has the option to contribute an amount necessary to be deemed to have achieved the minimum performance standards in lieu of being terminated.

            If the appointment of the hotel operator is terminated, the hotel operator will be paid the amount of its fees that have accrued or been earned up to the date of termination. Fees that are computed on an annual or other periodic basis will be amortized and prorated based on the date of termination.

            To the extent the hotel operator or its affiliates own Units, with respect to any vote of the owners to terminate the hotel operator, the hotel operator for itself and on behalf of its affiliates irrevocably appoints the president of the Association as its proxy for the limited purpose of casting the hotel operator's and its affiliates votes as abstentions on such matters. Furthermore, for purpose of determining whether the required number of Units have voted to terminate the hotel operator, votes recorded as abstentions shall not be counted toward a quorum or as having been entitled to vote on such matters.

REMOVAL OF THE HOTEL OPERATOR'S BRAND

            Pursuant to the Declaration, which constitutes a recorded restriction on the hotel and each Unit, all of the Units must, at all times, be subject to the Hotel Operating and Rental Pool Agreement. Unless the Hotel Operating and Rental Pool Agreement is amended to remove this requirement, any existing Unit will automatically be subject to the Agreement. However, the hotel operator reserves the right to cease to operate or identify the hotel as a hotel in the Delta Group if at any time for any reason (which reasons are not now foreseeable) five or more Units are not subject to the Hotel Operating and Rental Pool Agreement (except for temporary removal as a result of a fire or other casualty). If the hotel is no longer operated as part of the Delta group, the hotel operator may carry out its duties through a subsidiary or assign its rights under the Hotel Operating and Rental Pool Agreement to a subsidiary. In addition, the name of the hotel will be changed to remove references to "Delta" and alternate reservation and marketing services will be provided by the hotel operator and its subsidiary at a cost to be agreed upon with the Board of Directors.

ITEM 2.   PROPERTIES

THE HOTEL

GENERAL

            The hotel will consist of 225 suites and will be located on a 7.43 acre site within the Sedona Golf Resort commercial/residential master planned community. The Sedona Golf Resort is situated in the Village of Oak Creek, a residential area located approximately five miles south of Sedona, Arizona. (See

"The Sedona Golf Resort" below.) The hotel will be three stories and have a grand lobby, conference center, ballroom, and recreational amenities, including a swimming pool and whirlpool spa. The hotel will offer food and beverage service from a lounge and a restaurant. The restaurant will offer all day full service and room service targeted to the mid-price range.

            The hotel will be located within the Sedona Golf Resort master planned community, which includes a retail/commercial center, multi- and single-family residential development, timeshare properties, the golf course, the Ridge Spa and Racquet Club (see "Recreational Amenities" below"), and the proposed hotel. UP Sedona believes that the hotel will fill a void in the Sedona market for first-class full-service hotel facilities and that the mix of residential, recreational and commercial uses within the Sedona Golf Resort is an ideal setting for the proposed development.

THE UNITS

            The hotel will comprise a mix of one-bedroom, executive and studio Units. All Units include a patio or balcony and offer scenic views of the adjacent golf course and/or the red rocks of Sedona. Six one-bedroom plans, two studio plans and one executive plan have been designed; the plan of a Unit will depend upon its location within the hotel. All of the Units will have similar furnishings depending on size, except for the executive Units. One-bedroom Units will include a separate living/sleeping area, full kitchen and fireplace and the studio Units will have a living/sleeping area and a kitchenette. Each of the studio Units will be adjacent to a one-bedroom Unit, allowing a one-bedroom Unit and a studio Unit to be rented as a two-bedroom suite. Each executive Unit will be equipped for small meetings with a conference table and will have a Murphy bed.

            Currently only one of the hotel properties in the Sedona market offers comparable suites in both size and amenity package. In response to UP Sedona's market studies, UP Sedona has determined that a mix of 171 one-bedroom Units, six executive Units and 48 studio Units will best serve the combination of individual and group travel.

CONFERENCE FACILITIES

            UP Sedona believes that there is a significant need for additional quality conference facilities in the Sedona market. See "The Hotel Industry - The Sedona Market" above. Conference facilities planned for the hotel will comprise 10,000 square feet of meeting space, including a 5,000 square foot ballroom, several "breakout" conference rooms and hospitality suites and pre-function, storage and kitchen spaces. UP Sedona believes that the hotel's planned meeting space will be the largest, most flexible facility available in northern Arizona.

OTHER FACILITIES

            The hotel will include a 125 seat full-service restaurant, a lobby lounge, and an outdoor swimming pool and whirlpool spa. The hotel will offer pool side food and beverages in the area surrounding the swimming pool.

RECREATIONAL AMENITIES

            UP Sedona believes that access to golf activities is an important factor for a successful resort hotel. It has therefore entered into an agreement with the Sedona Golf Resort (see below) pursuant to which guests of the hotel will receive preferential tee times and a ten percent discount on greens fees. Owners will not participate in any revenue from the golf course operations. The agreement permits the hotel to reserve rounds for its guests up to 40% of the total rounds played in the previous year. In 1996, approximately 43,000 rounds were played, which would have entitled the hotel to reserve approximately 17,200 rounds in 1997 if it were to have been operational. The golf course can accommodate approximately 45,000 rounds of golf per year. In addition, the Ridge Spa and Racquet Club, a full-service private health/fitness facility located within a short walk from the hotel, has agreed to allow guests of the hotel to use its facilities at a one-third discount off the current daily guest fee of $20. The services offered by the spa include a fitness center, aerobic room, heated lap pool and outdoor whirlpool spa, three racquetball courts, three lighted tennis courts, social lounge with courtyard seating, full service pro shop, juice and snack bar, and sauna and steam room facilities.

THE SEDONA GOLF RESORT

            The following discussion is intended to provide an overall description of the Sedona Golf Resort and the projects that are being built as part of the overall master plan. Owners of Units will not acquire any interest in any of these projects.

THE GOLF COURSE

            The golf course at Sedona Golf Resort, the only 18-hole public golf course in the Sedona area, is recognized as one of the premiere golf courses in the United States and was recently rated as the second best course in Arizona by The Arizona Republic. The course provides scenic views of Sedona's red rocks and can be played year-round. In November 1996, the owner and developer of the golf course opened a new 18,000 square foot clubhouse facility adjacent to the hotel site that offers a full-service restaurant and lounge, a retail facility, men's and women's locker facilities and a small meeting room. The golf course also includes a driving range and professional instruction.

MULTI/SINGLE FAMILY RESIDENTIAL DEVELOPMENT

            Residential development is a significant component of the Sedona Golf Resort master plan. Currently there are approximately 50 multi-family condominium units located west of the hotel site, adjacent to the Ridge Spa and Racquet Club. The current master plan provides for the development of 300 single family homes throughout the resort. Golden Heritage Homes, the exclusive home builder in the development, intends to sell lots ranging from 6,600 square feet to 10,000 square feet, with finished home prices ranging from $250,000 to $310,000. Custom homes will be available on some of the larger lots. Home construction began in November 1996.

COMMERCIAL/RETAIL DEVELOPMENT

            The master plan also includes neighborhood/tourist retail and food and beverage development, to be located between the hotel site and State Route 179 in the northeastern portion of the master plan.

THE RIDGE TIMESHARE RESORT

            An unaffiliated developer has begun construction of a 120-unit timeshare resort, to be situated on a 11.5 acre parcel located southwest of the hotel. The first phase of construction began in October 1996 and is expected to include 12 units and an 11,000 square foot clubhouse and sales center. The developer of this timeshare resort also owns and operates the Ridge Spa and Racquet Club. All timeshare owners will have membership access to the spa facilities and have the right to reserve up to 10% of the total rounds played in the previous year on the golf course at Sedona Golf Resort.


ITEM 3.   LEGAL PROCEEDINGS

            The Company is currently not a party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

PLAN OF DISTRIBUTION

            The Units are being offered on a best efforts basis by United Property Investments Corp., a broker-dealer affiliated with UP Sedona, as principal distributor, and by broker-dealers selected by UP Sedona who are members of the National Association of Securities Dealers, Inc. The minimum subscription is one Unit. Broker-dealers including the principal distributor will receive a commission of up to 2?% of the sales price of a Unit for each Unit sold. The principal distributor will also receive a fee of 2% of the total purchase price of the Units for acting as principal distributor and for expenses incurred in connection with coordinating sales efforts and performing "wholesaling" activities.

            The closing on the sale of Units will not occur until the hotel is completed and ready for operation. No minimum number of Units must be sold before UP Sedona can close on the Units. Subsequent closings will occur upon the sale of each Unit. The offering will terminate two years from August 15, 1997.

            Retirement plans and individual retirement accounts may not purchase Units. No sales will be made to discretionary accounts without prior written approval of the prospective investor.

            UP Sedona and each broker-dealer participating in the offering have agreed to indemnify each other against certain liabilities including liabilities under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Arizona Securities Act.

RESALE OF UNITS

            There can be no assurance that there will be an organized resale market for the Units and owners may not be able to readily resell their Units. Unit owners will be able to offer their Units for resale personally or through their securities broker.

            There are certain conditions that must be satisfied in connection with the sale of a Unit by an owner. Prior to entering into an agreement for the sale of a Unit, the selling owner must provide the proposed purchaser with a copy of the Hotel Operating and Rental Pool Agreement and must notify the proposed purchaser of any proposed bookings of the Unit by the selling owner. In addition, the purchaser must, as a condition of the purchase, ratify the Hotel Operating and Rental Pool Agreement, appoint the hotel operator as its exclusive agent for the management and rental of the hotel and the Unit, and expressly assume the obligations of an owner pursuant to a form acceptable to the hotel operator. The Hotel Operating and Rental Pool Agreement does not terminate upon the death or the attempted withdrawal of an owner or upon the sale or transfer of a Unit by an owner.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                 UP SEDONA, INC.

                                 BALANCE SHEET

                                AUGUST 31, 1997


                                     ASSETS

Real Estate Under Development                               $5,837,155
Other Assets                                                   412,566
                                                            ----------

                                                            $6,249,721
                                                            ==========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
     Accounts Payable and Accrued Expenses                  $  214,033
     Notes Payable                                           3,094,288
     Due to Related Parties                                  1,441,400
                                                            ----------
          Total Liabilities:                                $4,749,721
                                                            ----------

Shareholder's Equity:
     Preferred Stock                                        $1,000,000
     Common Stock                                                    1
     Additional Paid in Capital                                499,999
                                                            ----------
          Total Shareholder's Equity:                       $1,500,000
                                                            ----------

                                                            $6,249,721
                                                            ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            UP Sedona  was  formally  organized  as an  Arizona  corporation  in
December, 1996 to acquire and develop real estate for future sale. UP Sedona acquired a parcel of land in Sedona, Arizona in December, 1996 and intends to develop a resort hotel to be known as ShadowRock Sedona Golf Resort and
Conference Center which will be subdivided into condominium units. The condominium units will be offered for sale to individual purchasers, who will be required as part of the sales transaction, to enter into the hotel operating and rental pool agreement. UP Sedona has incurred certain project development costs and has only recently commenced construction and its marketing campaign.

            UP Sedona is funding construction of the resort hotel with a construction development loan from an independent lender. The terms will include interest at market rates, the property will collateralize the debt obligation and the parent company of UP Sedona's shareholder will guarantee the obligation. It is anticipated that the loan will be repaid when UP Sedona's receives the proceeds from the sale of the condominium units.

            As UP Sedona sells condominium units, the funds will be placed into an escrow account. Upon construction completion, the funds will be transferred to UP Sedona through a closing and the condominium unit owners will receive title to their unit. At that time, revenue will be recognized from the sale of the condominium units and the costs associated with revenue will be expensed with a corresponding reduction to real estate under development.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Reference is made to the Financial Statements, the notes thereto and Report of Independent Public Accounts thereon commencing at Page FS-1 of this Report, which Financial Statements, Notes and Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

MANAGEMENT

            UP Sedona, Inc., an Arizona corporation, is an indirect wholly-owned subsidiary of United Properties Ltd., a British Columbia, Canada, company ("United Properties"). The management of UP Sedona is made up of the following:

             NAME                             POSITION
             ----                             --------
             Victor D. Setton                 Chairman and Director
             William S. Oliver                President
             Elias D. Setton                  Vice President
             Raymond J. Langrish              Secretary and Treasurer


            VICTOR D. SETTON, age 51, has been President and Director since 1975 of United Properties, which specializes in the development, construction and marketing of multi-family residential projects in the Lower Mainland of Vancouver, B.C. and in the Pacific Northwest United States and Arizona, and Chairman and Director of UP Sedona since 1996. He was elected President of the Urban Development Institute in 1986, was re-elected for a two year term in 1987, and in 1988 received its Highest Honour Award for his outstanding contribution to professionalism, leadership, and commitment to excellence in urban environment. Mr. Setton has been a participant in the Urban Design Advisory Panel for the City of Vancouver.

            WILLIAM OLIVER, age 63, joined the United Properties group in July 1996 and has served as President of UP Sedona since its incorporation. From 1993 to June 1996 he was President of Rio Rico Properties, a real estate development company. Prior thereto he was President of his own development company in Arizona from 1973 to 1993. He has extensive experience in the building industry, specifically in recreation/resort development and construction and has also developed residential and commercial properties for major development companies in the United States.

            ELIAS D. SETTON, age 39, has served as Manager, Land Development since 1990 of United Properties and as Vice President of UP Sedona since 1996. During the past two years his primary role has been overseeing the development of hotels within Canada and the United States. Mr. Setton holds a Diploma in Urban Land Economics in both Appraisal and Real Estate Management from the
University of British Columbia. He is currently a Director of the Urban Development Institute.

            RAYMOND J. LANGRISH, age 52, has served as Vice President, Finance since joining United Properties in 1987 and Secretary, Treasurer of UP Sedona since 1996. Prior to joining United Properties, Mr. Langrish held similar positions over the previous 20 years with various real estate development companies, both public and private. He qualified as a Certified Management Accountant in 1972 and is a former member of the Accounting Standards Committee of the Canadian Institute of Public Real Estate Companies.

ITEM 11.  EXECUTIVE COMPENSATION

            Mr. Oliver received no compensation from UP Sedona in 1997. His compensation will be paid in the form of a bonus based on the performance of the project under development. Mr. Oliver received no grants or options in connection with his service as President of UP Sedona. None of the other executive officers of UP Sedona earned more than $100,000 in the last fiscal year.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            UP Sedona is 100% owned by United Properties, Inc., an Arizona corporation. United Properties, Inc. is 100% owned by Internorth Development Ltd., a Washington corporation. Internorth Development is 100% owned by United Properties, Ltd., a British Columbia Canada company. United Properties, Ltd. is 100% owned by Jenvic Holdings, Ltd. Victor Setton, David Setton, and Deborah Setton own 75%, 12.5%, and 12/5% of Jenvic Holdings, Ltd., respectively.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   3.1      Articles of Incorporation of the Registrant (1)
      3.2      Bylaws of the Registrant (1)
      10.1     Golf Facilities Agreement (1)
      10.1(a)  Amendment to Golf Facilities Agreement
      10.2     Reciprocal Easement Agreement with Covenants and Restrictions (1)
      10.3     Condominium Declaration
      10.4     Articles of Incorporation of Condominium Association (2)
      10.5     Bylaws of Condominium Association (2)
      10.6     Hotel Operating and Rental Pool Agreement (3)
      23       Consent of Toback CPA's, P.C.
      27       Financial Data Schedule
----------

(1) Incorporated by reference to the Registrant's Registration Statement filed on Form S-11 with the Commission on or about March 3, 1997.

(2) Incorporated by reference to the Registrant's Registration Statement filed on Form S-11 with the Commission on or about March 3, 1997 as Annexes D and E, respectively, to the Prospectus.

(3)  Incorporated  by  reference  to  the   Registrant's   Amendment  No.  4  to
     Registration Statement No. 333-22643 filed with the Commission on or about August 11, 1997 as Annex B to the Prospectus.

                                   SIGNATURES


            Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               UP SEDONA, INC.


Date: December 17, 1997                        By: /s/ William Oliver
     -------------------                          ------------------------------
                                                  William Oliver, President


            Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE                        DATE
       ---------                          -----                        ----


By /s/ William Oliver          Chief Executive Officer and     December 17, 1997
  ---------------------------  President (Principal Executive
       William Oliver          Officer)


By /s/ Raymond J. Langrish     Secretary and Treasurer         December 17, 1997
  ---------------------------  (Principal Financial and
       Raymond J. Langrish     Accounting Officer)



By /s/ Victor D. Setton        Chairman of the Board and       December 17, 1997
  ---------------------------  Director
       Victor D. Setton

                                 UP SEDONA, INC.

                                  BALANCE SHEET

                                 AUGUST 31, 1997

                                 UP SEDONA, INC.

                                  BALANCE SHEET

                                 AUGUST 31, 1997


                                    CONTENTS

                                                    Page
                                                    ----

Independent auditor's report                        FS-3


Balance sheet                                       FS-4


Notes to balance sheet                           FS-5 - FS-9

Board of Directors
UP Sedona, Inc.
Phoenix, Arizona

                          INDEPENDENT AUDITOR'S REPORT


       We have audited the accompanying balance sheet of UP Sedona, Inc. as of August 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of UP Sedona, Inc. as of August 31, 1997, in conformity with generally accepted accounting principles.




                                       Toback CPAs, P.C.


December 12, 1997

                                 UP SEDONA, INC.

                                  BALANCE SHEET

                                 August 31, 1997


                                     ASSETS
Cash                                                           $    3,770

Real estate under development (Note 2)                          5,837,155

Escrow account for currency exchange fluctuations (Note 3)        121,032

Deferred placement costs                                          286,070

Organization costs                                                  1,694
                                                               ----------
                                                               $6,249,721
                                                               ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable, including retentions of $9,143              $  127,850
 Accrued Interest                                                  86,183
 Notes payable (Note 3)                                         3,094,288
 Due to related parties (Notes 4 and 5)                         1,441,400
                                                               ----------
 Total liabilities                                              4,749,721
                                                               ----------

Commitments (Note 5)

Shareholders' equity:
 Preferred stock, no par value, 1,000,000 shares
   authorized, limited voting rights, 18 shares
   issued and outstanding, dividend distributions
   at the rate of 18% of corporate profits,
   payable quarterly, cumulative                                1,000,000

 Common stock, no par value, stated value $.01 per
   share, 2,000,000 shares authorized, one vote per
   share, 82 shares issued and outstanding                              1

  Additional paid in capital                                      499,999
                                                               ----------
  Total shareholders' equity                                    1,500,000
                                                               ----------
                                                               $6,249,721
                                                               ==========

       The accompanying notes are an integral part of this balance sheet.

                                 UP SEDONA, INC.

                             NOTES TO BALANCE SHEET


1.   Nature of business and summary of significant accounting policies:

     The Company was formally organized as an Arizona corporation in December, 1996 to acquire and develop real estate for future sale. The Company acquired a parcel of land in Sedona, Arizona in December, 1996 and intends to develop a resort hotel to be known as ShadowRock Sedona Golf Resort and Conference Center which will be subdivided into condominium units. The condominium units will be offered for sale to individual purchasers, who will be required, as part of the sales transaction, to enter into the hotel operating and rental pool agreement with the hotel operator. The Company has incurred certain project development costs and has commenced construction and its marketing campaign.

     The Company funds construction of the resort hotel with a construction development loan from an independent lender. The terms include interest at market rates, the property collateralizes the debt obligation and the parent company of a Company shareholder guarantees the obligation. It is anticipated that the loan will be repaid when the Company receives the proceeds from the sale of the condominium units.

     As the Company sells  condominium units, the funds  will be placed  into an escrow account. Upon construction completion, the funds will be transferred to the Company through a closing and the condominium unit owners will receive title to their unit. At that time, revenue will be recognized for the sale of the condominium units and the costs associated with revenue will be expensed with a corresponding reduction to real estate under development.

     Real estate under development:

     Real estate under  development is stated at cost  which is not in excess of net realizable value, and includes direct costs of land, land development, construction and all other costs relative to the development and sale of the project.

     Deferred placement costs:

     Deferred placement costs consist of legal and other fees incurred in the preparation of a securities prospectus for the sale of condominium units. These costs have been deferred as of August 31, 1997 and will be charged against future sales of the condominium units.

     Organization costs:

     Organization costs consist of legal fees which will be amortized on a straight-line basis over five years.

1.  Nature  of  business  and  summary  of  significant   accounting   policies,
    continued:

     Translation of foreign currencies:

     The Company has debt due to Canadian banks and transactions with related parties based in Canada. Foreign currency transactions are translated to U.S. dollars in accordance with SFAS 52. Under this statement, balance sheet accounts are translated at the current exchange rate. Resulting translation adjustments, if any, are made directly to a separate component of stockholders' equity. There was no material adjustment required at August 31, 1997.

     Accounting estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Real estate under development:

       Real estate under development consists of the following:

       Land                                                           $2,665,000
       Capitalized closing costs                                          11,592

       Project development costs:

        Architectural costs                                              459,740
        Capitalized interest and financing fees                          438,818
        Construction costs                                               536,505
        Sewer system fees                                                578,130
        Other development costs (A)                                    1,147,370
                                                                      ----------
                                                                      $5,837,155
                                                                      ==========

       (A) Other development costs consist of:

       Engineering                                                    $   61,900
       Insurance                                                          34,893
       Legal and accounting                                              198,554
       Management fees (Note 5)                                          274,128
       Marketing costs                                                   383,217
       Permits and other costs                                           123,946
       Property development and feasibility consulting                    70,732
                                                                      ----------
                                                                      $1,147,370
                                                                      ==========

3.  Notes payable:

     Construction loan:

     The Company has entered into a land acquisition and construction financing agreement with a Canadian lender to loan approximately $22,500,000 to construct the project. The Company may draw on the loan as construction and related costs are incurred. Interest is charged at 11%. The interest rate reduces to 9% in December, 1997. The loan is secured by first deed of trust, security agreement, assignment of rents and leases and a fixture filings for the benefit of the lender. The loan is due May, 1999. At August 31, 1997, the balance due on the loan is approximately $2,918,000.

     In addition, the loan agreement requires the Company to deposit an amount equal to 4% of each loan advance in an account to ensure that the Canadian lender receives payment of the loan and all interest in Canadian dollars equivalent to the funds advanced by the lender in U.S. dollars. The funds held shall bear interest at market rate. At August 31, 1997, the Company had approximately $121,000 in a currency exchange holdback account.

     Land loan:

     A note payable is due to the seller of the property in five annual installments of $50,000. The payments commence on the first anniversary of receipt of the certificate of occupancy for the operation as a resort hotel, and are due each year thereafter until paid. The Company anticipates receiving a certificate of occupancy in December 1998. The note is non-interest bearing, unsecured and is guaranteed by the parent company of a shareholder. The note has been adjusted for unamortized discount of $74,000 based on an imputed interest rate of 10%. At August 31, 1997, the note balance is $176,000.

     At August 31, 1997, the approximate aggregate maturities of notes payable for the succeeding five years are estimated as follows:

        1998                                      --
        1999                               2,918,000
        2000                                  34,000
        2001                                  38,000
        2002                                  41,000

4.  Due to related parties:

     Amounts due to related parties are for real estate development advances including a construction loan held by a related party, related accrued interest and accrued management fees (see Note 5). The advances are interest bearing, unsecured and have no fixed repayment terms. The advances will be repaid from future cash flows as they become available.

5.  Related party transactions:

     Shareholder's agreement:

     The Company's preferred stock is owned by two shareholders and the common stock is owned by United Properties, Inc., an Arizona corporation. The common shareholder is the managing shareholder.

        The shareholders of the Company have entered into an agreement regarding capital contributions, management, distributions and other business matters affecting the Company. As part of this agreement, the managing shareholder will be paid 5% of the costs of developing the project, as defined in the agreement. The payment also includes compensation for certain operating and administrative expenses, among other items.

        Management fees under this agreement of approximately $274,000 were accrued during the period ended August 31, 1997. These fees have been capitalized into real estate under development and are included in the amount due to related parties.

     Construction management agreement:

     A related company has entered into an agreement with a construction manager for the project. The construction manager will be paid a contract fee payable monthly in an amount equal to 2.9% of the costs of the project, subject to certain adjustments. Contract fees of approximately $31,000 were paid during the period ended August 31, 1997. These fees were capitalized into real estate under development as part of the construction costs.